Form 10-K
period 2006-12-31
MS STRUCTURED SATURNS SERIES 2001-7
filed 2007-03-30
CIK 1163017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT OF 1934

For the transition period from __________ to __________

             Commission File Numbers 001-16443, 001-16819, 333-64879


                            MS STRUCTURED ASSET CORP.
                                  On behalf of
                            SATURNS Trust No. 2001-7
             (Exact name of registrant as specified in its charter)


          Delaware                                   13-4026700
-----------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


                           1585 Broadway, Second Floor
                           New York, New York                    10036
                           Attention: Madhu Philips
                 (Address of principal executive office)       (Zip Code)

       Registrant's telephone number, including area code:     (212) 761-2520

                     Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
SATURNS SAFECO Capital Security                New York Stock Exchange
Backed Series 2001-7 Callable Units

         Securities registered pursuant to Section 12(g) of the Act:

                                      None

       Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No X

       Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Yes ___ No    X

       Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

       Indicate  by  check  mark if disclosure  of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___    Accelerated filer ___   Non-accelerated filer  X

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No X

       All of the common stock of the registrant is held by Morgan Stanley. As of March 7, 2007, 1,000 shares of common stock, par value $1.00 per share, were outstanding.

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

ITEM 1A. RISK FACTORS

      Not Applicable

ITEM 1B. UNRESOLVED STAFF COMMENTS

      None

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

      Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Not Applicable

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

ITEM 9A.  CONTROLS AND PROCEDURES

      Not Applicable

ITEM 9B. OTHER INFORMATION

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       None

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

       (a) The following documents are filed as part of this Report: None

       (b) Reports on Form 8-K:

See Table Below:

  SATURNS Trust No.:       Closing Date        Payment Dates           Form 8-K Filing Dates (Not Trust Agreement
                                                                          Filings in connection with Closing Date)

                                                                                       For FY 2006
2001-7                 12/12/01              January 15 and July 15         January 20, 2006 and July 20, 2006

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



       Date:  March 28, 2007

                                                   MS STRUCTURED ASSET CORP.
                                                        (Registrant)



                                                   By:      /s/Madhu Philips
                                                   -------------------------
                                                   Name:    Madhu Philips
                                                   Title:   Vice President

                                                                    Exhibit 31.1
                          Rule 13a-14(d) Certification

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


                                                 By:      /s/Madhu Philips
                                                 -------------------------
                                                 Name:    Madhu Philips
                                                 Title:   Vice President
                                                 Date:    March 28, 2007

                                                                    Exhibit 31.2
                              COMPLIANCE STATEMENT

                  In connection with the preparation and delivery of the annual report on Form 10-K of MS Structured Asset Corp. on behalf of SATURNS Trust No. 2001-7 for the fiscal year ending December 31, 2006, and the certifications given by Madhu Philips with respect thereto, the undersigned hereby certifies that she is a duly elected Vice President of LaSalle Bank National Association and further certifies in her capacity as such as follows:


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


                                                 By:    /s/ Barbara L. Marik
                                                 ---------------------------
                                                 Name:    Barbara L. Marik
                                                 Title:   First Vice President
                                                 Date:    March 27, 2007

                                                                       EXHIBIT A

  SATURNS Trust No.:       Closing Date       Payment Dates              Form 8-K Filing Dates (Not Trust Agreement
                                                                            Filings in connection with Closing Date)

                                                                                      For FY 2006
2001-7                 12/12/01            January 15 and July 15     January 20, 2006 and July 20, 2006